Form 10-K
period 1996-12-31
AMRESCO RESIDENTIAL SECURITIES CORP MORT LOAN TRUST 1996-1
filed 1997-03-27
CIK 1010377

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           Form 10-K

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1996
                               OR
     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE
               REQUIRED]
          For the transition period from    to   .

                 Commission File number 33-99346

AMRESCO Residential Securities Corporation Mortgage Loan Trust 1996-1
     (Exact name of registrant as specified in its charter)
          New York                       33-0697613
 (State of other jurisdiction
              of                          (I.R.S. Employer
incorporation or organization)            Identification No.)

 c/o Bankers Trust Company of California
   3 Park Plaza, 16th Floor
      Irvine, California                       92714
    (Address of principal                     (Zip Code)
      executive offices)


 Registrant's telephone number, including area code: (909) 605-7600

   Securities registered pursuant to Section 12(b) of the Act:

             None                               None
    (Title of each class)            (Name of each exchange on
                                         which registered)
  Securities registered pursuant to Section 12 (g) of the Act:
                              None
                        (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No       .

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing: Not Applicable

              Documents Incorporated by Reference:
  Not Applicable.

                                   PART I

ITEM 1 - BUSINESS

     Not Applicable.

ITEM 2 - PROPERTIES

     Not Applicable.

ITEM 3 - LEGAL PROCEEDINGS

     AMRESCO Residential Securities Corporation (the "Depositor") is not aware of any material pending legal proceedings involving either the AMRESCO Residential Securities Corporation Mortgage Loan Trust 1996-1 (the "Trust") established pursuant to the Pooling and Servicing Agreement dated January 1, 1996, among the Depositor, AMRESCO Residential Mortgage Corporation in its capacity as seller, Long Beach Mortgage Company and Option One
Mortgage Corporation as the servicers (the "Servicers"), and Bankers Trust Company of California, N.A., a national banking association in its capacity as trustee.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                            PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

      To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

      All of the Class A-1, A-2, A-3, A-4, A-5, and A-6 Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained from the DTC as of March 17, 1997, there were 5 holders of the Class A-1 Certificates, 5 holders of the Class A-2 Certificates, 8 holders of the Class A-3 Certificates, 1 holder of the Class A-4 Certificates, 15 holders of the Class A-5 Certificates, and 4 holders of the Class A-6 Certificates.

ITEM 6 - SELECTED FINANCIAL DATA

     Not applicable.

ITEM  7  -  MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit
99.3 hereto, the gross servicing compensation paid to the Servicers for the year ended December 31, 1996 was $1,234,997.

ITEM  9  -  CHANGES  IN  AND DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

                            PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Not applicable.

ITEM 11 - EXECUTIVE COMPENSATION

     Not applicable.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Class A Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Class A Certificates is based upon information obtained from the DTC and represents ownership of beneficial interest in the Certificates held by the DTC. The Depositor is not aware of any Schedules 13D or 13G's filed with the Securities and Exchange Commission in respect of the Certificates.

                                               Amount Owned
                                          (All Dollar Amounts Are
                                               in Thousands)
Name and Address                  Class  Principal   Percent
Bankers Trust Company              A-1   33,000,000          53.0%
C/o BT Services Tennessee Inc.
Pension Trust Services
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan/Chemical          A-1    23,239,000          37.3%
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY 10004

Bank of New York (The)             A-2   17,683,000          36.3%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Citicorp Services, Inc.            A-2   5,000,000           10.3%
P.O. Box 30576
Tampa, FL  33630-3576

Fleet Bank of Massachusetts, N.A.  A-2   24,300,000          49.9%
C/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

Bank of New York (The)             A-3   16,000,000          77.5%
925 Patterson Plank Rd.
Secaucus, NJ  -7094

Morgan, Keegan, Inc.               A-3   1,925,000            9.6%
50 North Front Street
Memphis, TN  38103

Chase Manhattan Bank/Chemical      A-4   24,091,000           100%
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY 10004

Amalgamated Bank of NY Pension &   A-5   975,000              5.1%
Trust Accounts (The)
11-15 Union Square West
New York, NY  10003

Bank of New York (The)             A-5   2,225,000           11.6%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Boatmen's Trust Company            A-5   1,800,000            9.4%
100 N. Broadway
St. Louis, MO  63102

Chase Manhattan Bank, Trust        A-5   1,150,000            6.0%
Two Chase Manhattan Plaza,
5th Floor
New York, NY  10081

Norwest Bank Minnesota National    A-5   1,000,000            5.2%
Association
733 Marquette Avenue
Minneapolis, MN  55479-0056

Northern Trust Company             A-5   1,216,000            6.3%
801 S. Canal C-In
Chicago, IL  60607

Wells Fargo Bank, National         A-5   2,600,000           13.5%
Association
26610 West Agoura Road
Calabasas, CA  91307

Fifth Third Bank (The)             A-5   5,000,000           26.0%
Dept.00850 - Proxy
38 Fountain Square Plaza
Cincinnati, OH  45263

Bank of New York (The)             A-6   10,000,000           9.9%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Chase Manhattan Bank/Chemical      A-6   63,592,000          63.2%
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY  10004

First National Bank of Chicago     A-6   7,000,000            7.0%
One First National Plaza,
Suite 0417
Chicago, IL  60670

Republic National Bank of New York-A-6   20,000,000          19.9%
Investment Account
One Hanson Place, Lower Level
Brooklyn, NY  11243


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     [None]

                            PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
          FORM   8-K

      (a) The following documents are filed as part of this report:

     1.   Financial Statements:

          Not applicable.

     2.   Financial Statement Schedules:

          Not applicable.

     3.   Exhibits:


       Exhibit No.                      Description
         99.1(a)               Statement of Compliance of the
                                Servicer. - Option One
         99.1(b)               Statement of Compliance of the
                                Servicer. - Long Beach
         99.2(a)               Annual Report of Independent Accountants
                                with respect to the Servicer's overall
                                servicing operations.-KPMG Peat Marwick LLP
         99.2(b)               Annual Report of Independent Accountants
                                with respect to the Servicer's overall
                                servicing operations.-Deloitte & Touche LLP
         99.3                  Annual compilation of Monthly Trustee's
                                Statement.

(b)  Reports on Form 8-K.

                Reports on Form 8-K have been filed by the Issuer during the last quarter of the period covered by this report.

                                   Items Reported/Financial
        Date of Reports on             Statements Filed
             Form 8-K

       October 25, 1996     Trustee's Monthly Report for the
                            October Monthly Period.
       November 25, 1996    Trustee's Monthly Report for the
                            November Monthly Period.
       December 26, 1996    Trustee's Monthly Report for the
                            December Monthly Period.

                           SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    AMRESCO RESIDENTIAL SECURITIES CORPORATION
                               on behalf of AMRESCO
                    Residential Securities Corporation Mortgage
                    Loan Trust 1996-1


                    By:  /s/ Ronald B. Kirkland
                    Name:     Ronald B. Kirkland
                    Title:    Vice President and Chief Accounting
                               Officer


Date:  March 26, 1997

                       INDEX TO EXHIBITS
                           Item 14(C)


             Exhibit No.                   Description
               99.1(a)           Statement of Compliance of the
                                 Servicer. - Option One
               99.1(b)           Statement of Compliance of the
                                 Servicer. - Long Beach
               99.2(a) Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations. - KPMG
                                 Peat Marwick LLP
               99.2(b) Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations. -
                                 Deloitte & Touche LLP
                 99.3            Annual compilation of Monthly
                                 Trustee's Statement.